Form 10-K
period 2025-12-31
Mercedes-Benz Auto Receivables Trust 2023-2
filed 2026-03-31
CIK 1993977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2025
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

Item 1117 of Regulation AB. Legal Proceedings.

There are no legal proceedings pending, or any proceedings known to be contemplated by governmental authorities, against the Sponsor, the Depositor, U.S. Bank Trust Company, National Association (the "Indenture Trustee"), Wilmington Trust, National Association (the "Owner Trustee"), the Issuing Entity, or any property thereof, that are material to holders of the Asset Backed Notes issued by the Issuing Entity (the "Notes”), except to the extent set forth below with respect to the Indenture Trustee.

The Indenture Trustee has provided the information contained in the following five paragraphs for purposes of compliance with Regulation AB:

U.S. Bank National Association (“U.S. Bank”) and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities ("RMBS") trusts. The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts. Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of the Sponsor, in its capacity as Servicer, and the Indenture Trustee (together with the Sponsor in its capacity as Servicer, each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by the Issuing Entity. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2025, and for the reporting period, which Reports on Assessment are attached as Exhibits 33.1 and 33.2 to this report on Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm on its Report on Assessment. The Attestation Reports are attached as Exhibits 34.1 and 34.2 to this report on Form 10-K. The Report on Assessment prepared by the Indenture Trustee and the Attestation Report provided by the Indenture Trustee did not identify any material instance of noncompliance with the servicing criteria applicable to the Indenture Trustee. The Report on Assessment prepared by the Servicer and the Attestation Report provided by the Servicer identified the following material instances of noncompliance with the servicing criteria applicable to the Servicer:

●	In regard to one defaulted receivable, the Servicer did not send a post-repossession notice within the timeframe required by the applicable state resulting in a reportable finding under Item 1122(d)(4)(vii). The receivable in question was not part of the assets backing the Notes.

●	In regard to one receivable that was involved in a bankruptcy proceeding, the Servicer did not send a pre-repossession notice after it was released from bankruptcy resulting in a reportable finding under Item 1122(d)(4)(vii). The account in question was not part of the assets backing the Notes.

●	In response, the Servicer has stated that:

○	Each exception resulted from an instance of noncompliance with the relevant workflow process.

○	The Servicer will target modifications to any relevant workflow process, reporting and additional training and oversight in each case to the extent appropriate to better enable compliance going forward.

Item 1123 of Regulation AB. Servicing Compliance Statement.

The Servicer has completed a statement of compliance with its obligations under the applicable servicing agreement (a “Compliance Statement”) signed by an authorized officer of the Servicer. The Compliance Statement is attached as Exhibit 35.1 to this report on Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report

(1)	Not applicable.

(2)	Not applicable.

(3)	See Item 15(b) below.

(b)	Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description
1.1	Underwriting Agreement, dated October 19, 2023, among Mercedes-Benz Retail Receivables LLC, Mercedes-Benz Financial Services USA LLC and BofA Securities, Inc., BNP Paribas Securities Corp. and SMBC Nikko Securities America, Inc.,, as representatives of the several underwriters named therein (included in Exhibit 1.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on October 23, 2023, which is incorporated herein by reference).

3.1	Certificate of Formation of Mercedes-Benz Retail Receivables LLC (included in Exhibit 3.1 to the Registration Statement on Form SF-3 of Mercedes-Benz Retail Receivables LLC, No. 333-266303, as filed with the SEC on July 22, 2022, which is incorporated herein by reference).

3.2	Limited Liability Company Agreement of Mercedes-Benz Retail Receivables LLC (included in Exhibit 3.2 to the Form 8 K/A of Mercedes-Benz Auto Receivables Trust 2022-1 (cik: 0001951118), as filed with the SEC on November 18, 2022, which is incorporated herein by reference).

4.1	Indenture, dated as of October 1, 2023, between the Issuing Entity and U.S. Bank Trust Company, National Association, as indenture trustee (included in Exhibit 4.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on October 26, 2023, which is incorporated herein by reference).

4.2	Amended and Restated Trust Agreement, dated as of October 1, 2023, between Mercedes-Benz Retail Receivables LLC, as depositor, and Wilmington Trust, National Association, as owner trustee (included in Exhibit 4.2 to the Form 8-K of the Issuing Entity, as filed with the SEC on October 26, 2023, which is incorporated herein by reference).

10.1	Sale and Servicing Agreement, dated as of October 1, 2023, among the Issuing Entity, Mercedes-Benz Retail Receivables LLC, and Mercedes-Benz Financial Services USA LLC, as seller and as servicer (included in Exhibit 10.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on October 26, 2023, which is incorporated herein by reference).

10.2	Receivables Purchase Agreement, dated as of October 1, 2023, between Mercedes-Benz Financial Services USA LLC, as seller, and Mercedes-Benz Retail Receivables LLC, as purchaser (included in Exhibit 10.2 to the Form 8-K of the Issuing Entity, as filed with the SEC on October 26, 2023, which is incorporated herein by reference).

10.3	Asset Representations Review Agreement, dated as of October 1, 2023, among the Issuing Entity, Mercedes-Benz Financial Services USA LLC, as administrator and servicer, and Clayton Fixed Income Services LLC, as asset representations reviewer (included in Exhibit 10.3 to the Form 8-K of the Issuing Entity, as filed with the SEC on October 26, 2023, which is incorporated herein by reference).

10.4	Administration Agreement, dated as of October 1, 2023, among the Issuing Entity, Mercedes-Benz Retail Receivables LLC, Mercedes-Benz Financial Services USA LLC, as administrator, and U.S. Bank Trust Company, National Association, as indenture trustee (included in Exhibit 10.4 to the Form 8 K of the Issuing Entity, as filed with the SEC on October 26, 2023, which is incorporated herein by reference).

31.1	Certification of Mercedes-Benz Financial Services USA LLC, as Servicer, pursuant to Rule 13a-14(d)/15d-14(d) (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria for Mercedes-Benz Financial Services USA LLC, as Servicer.

33.2	Report on Assessment of Compliance with Applicable Servicing Criteria for U.S. Bank Trust Company, National Association, as Indenture Trustee.

34.1	Attestation Report of Grant Thornton LLP on Assessment of Compliance with Servicing Criteria relating to Mercedes-Benz Financial Services USA LLC, as Servicer.

Exhibit Number	Description
34.2	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Applicable Servicing Criteria relating to U.S. Bank Trust Company, National Association, as Indenture Trustee.

35.1	Servicer Compliance Statement of Mercedes-Benz Financial Services USA LLC, as Servicer.

(c)           Not applicable.

Item 16.	Form 10–K Summary

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

Mercedes-Benz Auto Receivables Trust 2023-2
(Issuing Entity)

By:	Mercedes-Benz Financial Services USA LLC
(Servicer)

By:	/s/ Rottenkolber
Name:	Christian Rottenkolber
Title: Vice President and Chief Financial Officer (senior officer in charge of the servicing function for the Servicer)

Dated: March 25, 2026

EXHIBIT INDEX

Exhibit Number	Description
1.1	Underwriting Agreement, dated October 19, 2023, among Mercedes-Benz Retail Receivables LLC, Mercedes-Benz Financial Services USA LLC and BofA Securities, Inc., BNP Paribas Securities Corp. and SMBC Nikko Securities America, Inc.,, as representatives of the several underwriters named therein (included in Exhibit 1.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on October 23, 2023, which is incorporated herein by reference).

3.1	Certificate of Formation of Mercedes-Benz Retail Receivables LLC (included in Exhibit 3.1 to the Registration Statement on Form SF-3 of Mercedes-Benz Retail Receivables LLC, No. 333-266303, as filed with the SEC on July 22, 2022, which is incorporated herein by reference).

3.2	Limited Liability Company Agreement of Mercedes-Benz Retail Receivables LLC (included in Exhibit 3.2 to the Form 8 K/A of the Mercedes-Benz Auto Receivables Trust 2022-1 (cik: 0001951118), as filed with the SEC on November 18, 2022, which is incorporated herein by reference).

4.1	Indenture, dated as of October 1, 2023, between the Issuing Entity and U.S. Bank Trust Company, National Association, as indenture trustee (included in Exhibit 4.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on October 26, 2023, which is incorporated herein by reference).

4.2	Amended and Restated Trust Agreement, dated as of October 1, 2023, between Mercedes-Benz Retail Receivables LLC, as Depositor, and Wilmington Trust, National Association, as owner trustee (included in Exhibit 4.2 to the Form 8-K of the Issuing Entity, as filed with the SEC on October 26, 2023, which is incorporated herein by reference).

10.1	Sale and Servicing Agreement, dated as of October 1, 2023, among the Issuing Entity, Mercedes-Benz Retail Receivables LLC, and Mercedes-Benz Financial Services USA LLC, as seller and as servicer (included in Exhibit 10.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on October 26, 2023, which is incorporated herein by reference).

10.2	Receivables Purchase Agreement, dated as of October 1, 2023, between Mercedes-Benz Financial Services USA LLC, as seller, and Mercedes-Benz Retail Receivables LLC, as purchaser (included in Exhibit 10.2 to the Form 8-K of the Issuing Entity, as filed with the SEC on October 26, 2023, which is incorporated herein by reference).

10.3	Asset Representations Review Agreement, dated as of October 1, 2023, among the Issuing Entity, Mercedes-Benz Financial Services USA LLC, as administrator and servicer, and Clayton Fixed Income Services LLC, as asset representations reviewer (included in Exhibit 10.3 to the Form 8-K of the Issuing Entity, as filed with the SEC on October 26, 2023, which is incorporated herein by reference).

Exhibit Number	Description
10.4	Administration Agreement, dated as of October 1, 2023, among the Issuing Entity, Mercedes-Benz Retail Receivables LLC, Mercedes-Benz Financial Services USA LLC, as administrator, and U.S. Bank Trust Company, National Association, as indenture trustee (included in Exhibit 10.4 to the Form 8-K of the Issuing Entity, as filed with the SEC on October 26, 2023, which is incorporated herein by reference).

31.1	Certification of Mercedes-Benz Financial Services USA LLC, as Servicer, pursuant to Rule 13a-14(d)/15d-14(d) (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria for Mercedes-Benz Financial Services USA LLC, as Servicer.

33.2	Report on Assessment of Compliance with Applicable Servicing Criteria for U.S. Bank Trust Company, National Association, as Indenture Trustee.

34.1	Attestation Report of Grant Thornton LLP on Assessment of Compliance with Servicing Criteria relating to Mercedes-Benz Financial Services USA LLC, as Servicer.

34.2	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Applicable Servicing Criteria relating to U.S. Bank Trust Company, National Association, as Indenture Trustee.

35.1	Servicer Compliance Statement of Mercedes-Benz Financial Services USA LLC, as Servicer.